Form 10-K
period 2002-12-31
RESIDENTIAL ASSET MORT PRODUCT GMACM MORT PT CERTS SER 02-J3
filed 2003-03-31
CIK 1176537

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-42510

Residential Asset Mortgage Products
(Exact name of registrant as specified in its charter)

Delaware                          41-1955181
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

8400 Normandale Lake Blvd., Ste. 600
Bloomington, Minnesota                                   55437
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (952)  857-7000

GMACM Mortgage PassThrough Certificates
 Series 2002-J3
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                     PART I

Item 1. Business
	Not applicable.

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
	As of December 31, 2002, the Trust had less than 300 holders of record of the
	Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange
	Act of 1934, as amended.

Item 6. Selected Financial Data.
	Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
	Not applicable.

Item 8. Financial Statements and Supplementary Data.
	Not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.


				PART III

Item 10. Directors and Executive Officers of the Registrant.
	Not applicable.

Item 11. Executive Compensation.
	Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management Not applicable.

Item 13. Certain Relationships and Related Transactions.
	Not applicable.


				PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance
                 99.3  Report of Independent Accountants
		 99.4  Report of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      April 25,2002;  May 28, 2002;  June 25, 2002;  July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank One, N.A., as Trustee:
GMACM Mortgage PassThrough Certificates
 Series 2002-J3


      /s/  Keith Richardson
      Keith Richardson
      Vice President
      Bank One, N.A.



Date:  March 31, 2003


Sarbanes-Oxley Certification

I, Keith Richardson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Mortgage PassThrough Certificates
 Series 2002-J3

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
GMAC Mortgage Corporation, as Servicer




Date:               March 31, 2003

Signature:          /s/ Keith Richardson

Company:            Bank One N.A.

Title:              Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	       99.4 Report of Management



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      GMACM Mortgage PassThrough Certificates
       Series 2002-J3

STATEMENT TO CERTIFICATEHOLDERS

DISTRIBUTION SUMMARY


Class     Cusip       Class Type    Rate Type      Beg Bal         Rate
A-1   36185NRW2         Senior      Fix-30/360       5,717,000       6.00000
A-2   36185NRX0         Senior      Fix-30/360      82,481,000       6.00000
A-3   36185NRY8         Senior      Fix-30/360      23,000,000       6.00000
A-4   36185NRZ5        Strip IO    Var-Act/360      18,750,000       6.12000
A-5   36185NSA9         Senior      Fix-30/360      50,000,000       5.25000
A-6   36185NSB7         Senior     Var-Act/360      18,750,000       1.88000
A-7   36185NSC5         Senior      Fix-30/360      21,731,000       6.00000
A-8   36185NSD3         Senior      Fix-30/360      16,000,000       6.00000
A-9   36185NSE1         Senior      Fix-30/360      28,584,000       6.00000
PO    36185NSF8        Strip PO     Fix-30/360         246,658       0.00000
IO    36185NSG6        Strip IO     Fix-30/360     242,355,182       0.41303
R-I   36185NSH4         Senior      Fix-30/360             50        6.00000
R-II  36185NSJ0         Senior      Fix-30/360             50        6.00000
M-1   36185NSK7       Mezzanine     Fix-30/360       1,751,000       6.00000
M-2   36185NSL5       Mezzanine     Fix-30/360         625,000       6.00000
M-3   36185NSM3       Mezzanine     Fix-30/360         375,000       6.00000
B-1   36185NSR2         Junior      Fix-30/360         250,000       6.00000
B-2   36185NSS0         Junior      Fix-30/360         250,000       6.00000
B-3   36185NST8         Junior      Fix-30/360         250,210       6.00000
Totals                                             250,010,968



           Prin          Int          Total        Cur Loss      End Bal
A-1       5,717,000        78,527     5,795,527             0             0
A-2      36,144,132     3,307,041    39,451,173             0    46,336,868
A-3               0     1,035,000     1,035,000             0    23,000,000
A-4               0       724,582       724,582             0     7,397,981
A-5      30,272,050     1,750,159    32,022,209             0    19,727,950
A-6      11,352,019       293,145    11,645,164             0     7,397,981
A-7               0       977,895       977,895             0    21,731,000
A-8               0       720,000       720,000             0    16,000,000
A-9         899,397     1,268,501     2,167,898             0    27,684,603
PO           14,651             0        14,651             0       232,006
IO                0       699,057       699,057             0   158,410,512
R-I              50         1,804         1,854             0             0
R-II             50             0            50             0             0
M-1          55,095        77,706       132,801             0     1,695,905
M-2          19,666        27,736        47,402             0       605,334
M-3          11,799        16,642        28,441             0       363,201
B-1           7,866        11,095        18,961             0       242,134
B-2           7,866        11,095        18,961             0       242,134
B-3           7,873        11,104        18,977             0       242,337
Totals   84,509,514    11,011,088    95,520,603             0   165,501,453




Class   Cumul Loss     Orig Bal     Sched Prin     Acc Prin      Prin Adj
A-1               0     5,717,000     5,717,000             0             0
A-2               0    82,481,000    36,144,132             0             0
A-3               0    23,000,000             0             0             0
A-4               0    18,750,000             0             0             0
A-5               0    50,000,000    30,272,050             0             0
A-6               0    18,750,000    11,352,019             0             0
A-7               0    21,731,000             0             0             0
A-8               0    16,000,000             0             0             0
A-9               0    28,584,000       899,397             0             0
PO                0       246,658        14,651             0             0
IO                0   242,355,182             0             0             0
R-I               0            50            50             0             0
R-II              0            50            50             0             0
M-1               0     1,751,000        55,095             0             0
M-2               0       625,000        19,666             0             0
M-3               0       375,000        11,799             0             0
B-1               0       250,000         7,866             0             0
B-2               0       250,000         7,866             0             0
B-3               0       250,210         7,873             0             0
Totals            0   250,010,968    84,509,514             0             0



Class    Net Prin      Acc Int      Unpaid Int     Def Int    Total Int Due
A-1       5,717,000        78,527             0             0        78,527
A-2      36,144,132     3,307,041             0             0     3,307,041
A-3               0     1,035,000             0             0     1,035,000
A-4               0       724,582             0             0       724,582
A-5      30,272,050     1,750,159             0             0     1,750,159
A-6      11,352,019       293,145             0             0       293,145
A-7               0       977,895             0             0       977,895
A-8               0       720,000             0             0       720,000
A-9         899,397     1,268,501             0             0     1,268,501
PO           14,651             0             0             0             0
IO                0       699,057             0             0       699,057
R-I              50             0             0             0             0
R-II             50             0             0             0             0
M-1          55,095        77,706             0             0        77,706
M-2          19,666        27,736             0             0        27,736
M-3          11,799        16,642             0             0        16,642
B-1           7,866        11,095             0             0        11,095
B-2           7,866        11,095             0             0        11,095
B-3           7,873        11,104             0             0        11,104
Totals   84,509,514    11,009,285             0             0    11,009,285



Class     NPPIS        Int Adj
A-1               0             0
A-2               0             0
A-3               0             0
A-4               0             0
A-5               0             0
A-6               0             0
A-7               0             0
A-8               0             0
A-9               0             0
PO                0             0
IO                0             0
R-I               0             0
R-II              0             0
M-1               0             0
M-2               0             0
M-3               0             0
B-1               0             0
B-2               0             0
B-3               0             0
Totals            0             0



Class   Class Type     Orig Bal      Beg Bal       End Bal
A-1       Senior        5,717,000     5,717,000             0
A-2       Senior       82,481,000    82,481,000    46,336,868
A-3       Senior       23,000,000    23,000,000    23,000,000
A-4      Strip IO      18,750,000    18,750,000     7,397,981
A-5       Senior       50,000,000    50,000,000    19,727,950
A-6       Senior       18,750,000    18,750,000     7,397,981
A-7       Senior       21,731,000    21,731,000    21,731,000
A-8       Senior       16,000,000    16,000,000    16,000,000
A-9       Senior       28,584,000    28,584,000    27,684,603
PO       Strip PO         246,658       246,658       232,006
IO       Strip IO     242,355,182   242,355,182   158,410,512
R-I       Senior               50            50             0
R-II      Senior               50            50             0
M-1     Mezzanine       1,751,000     1,751,000     1,695,905
M-2     Mezzanine         625,000       625,000       605,334
M-3     Mezzanine         375,000       375,000       363,201
B-1       Junior          250,000       250,000       242,134
B-2       Junior          250,000       250,000       242,134
B-3       Junior          250,210       250,210       242,337



AMOUNTS PER $1,000 UNIT

Class    Beg Bal         Prin          Int         End Bal
A-1        1000.0000     1000.0000       13.7357        0.0000
A-2        1000.0000      438.2116       40.0946      561.7884
A-3        1000.0000        0.0000       45.0000     1000.0000
A-4        1000.0000        0.0000       38.6444      394.5590
A-5        1000.0000      605.4410       35.0032      394.5590
A-6        1000.0000      605.4410       15.6344      394.5590
A-7        1000.0000        0.0000       45.0000     1000.0000
A-8        1000.0000        0.0000       45.0000     1000.0000
A-9        1000.0000       31.4650       44.3780      968.5350
PO         1000.0000       59.3989        0.0000      940.6011
IO         1000.0000        0.0000        2.8844      653.6296
R-I        1000.0000     1000.0000    36071.2000        0.0000
R-II       1000.0000     1000.0000        9.0000        0.0000
M-1        1000.0000       31.4650       44.3780      968.5350
M-2        1000.0000       31.4650       44.3780      968.5350
M-3        1000.0000       31.4651       44.3780      968.5350
B-1        1000.0000       31.4651       44.3780      968.5350
B-2        1000.0000       31.4651       44.3780      968.5350
B-3        1000.0000       31.4647       44.3780      968.5354



Pool Level Data
Dist Date                                                         12/25/2002
Cut-Off Date:                                                       3/1/2002
Determination Date:                                                12/1/2002
Accrual Period:                                 Beg                 3/1/2002
                                                End                12/1/2002
Number of Days in Accrual Period:                                       275


COLLATERAL  INFORMATION
Group 1
Cut-Off Date Balance                                             250,010,968

Beginning Aggregate Pool Stated Principal Balance                250,010,968
Ending Aggregate Pool Stated Principal Balance                   165,501,453

Beginning Aggregate Certificate Stated Principal Balance         250,010,968
Ending Aggregate Certificate Stated Principal Balance            165,501,453

Beginning Aggregate Loan Count                                           599
Loans Paid Off or Otherwise Removed Pursuant to PSA                     177
Ending Aggregate Loan Count                                              422

Beginning Weighted Average Loan Rate (WAC)                           6.6672%
Ending Weighted Average Loan Rate (WAC)                              6.6409%

Beginning Net Weighted Average Loan Rate                             6.4172%
Ending Net Weighted Average Loan Rate                                6.3909%

Weighted Average Maturity (WAM) (Months)                                 166

Servicer Advances                                                         0

Aggregate Pool Prepayment                                        77,222,343
Pool Prepayment Rate                                            66.0490 CPR


CERTIFICATE  INFORMATION

Prepayment Compensation
Total Gross Prepayment Interest Shortfall                            29,946
Compensation for Gross PPIS from Servicing Fees                      29,946
Other Gross PPIS Compensation                                             0

Total Net PPIS (Non-Supported PPIS)                                       0


Master Servicing Fees Paid                                          908,850
Sub Servicing Fees Paid                                                   0
Insurance Premium(s) Paid                                                 0
Personal Mortgage Insurance Fees Paid                                     0
Other Fees Paid                                                           0

Total Fees                                                           908,850


DELINQUENCY  INFORMATION
Group 1


Delinquency             30-59         60-89          90+          Total
Scheduled Bal         1,676,929.22             0             0  1,676,929.22
% of Total Pool          1.013241%     0.000000%     0.000000%     1.013241%
Number of Loans                  4             0             0             4
% of Total Loans        0.9478673%    0.0000000%    0.0000000%    0.9478673%

Foreclosure
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

Bankruptcy
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

REO
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

Book Value of all REO Loans                                               0
Percentage of Total Pool Balance                                     0.0000%

Current Realized Losses                                                   0
Additional Gains (Recoveries)/Losses                                      0
Total Realized Losses                                                     0


Subordination/Credit Enhancement Information
Protection                                         Original      Current
Bankruptcy Loss                                              0          0.00
BankruPercentage                                         0.00%         0.00%
Credit/Fraud Loss                                            0  5,000,219.35
CreditLoss Percentage                                    0.00%     3.021254%
Special Hazard Loss                               1,250,255.00  1,250,255.00
SpeciaHazard Loss Percentage                         0.500080%     0.755434%

Credit Support                                     Original      Current
Class A                                            246,509,758   162,110,409
Class A Percentage                                    98.5996%      97.9510%

M-1                                                  1,751,000     1,695,905
Class M-1 Percentage                                   0.7004%       1.0247%

M-2                                                    625,000       605,334
Class M-2 Percentage                                   0.2500%       0.3658%

M-3                                                    375,000       363,201
Class M-3 Percentage                                   0.1500%       0.2195%

B-1                                                    250,000       242,134
Class B-1 Percentage                                   0.1000%       0.1463%

B-2                                                    250,000       242,134
Class B-2 Percentage                                   0.1000%       0.1463%

B-3                                                    250,210       242,337
Class B-3 Percentage                                   0.1001%       0.1464%





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Officer's Certificate

GMAC Mortgage Corporation

I, William Maguire, hereby certify that I am the duly elected
Senior Vice President of GMAC Mortgager Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

1. A review of the activities of the Servicer during the calendar year beginning January 1, 2002 and ending on December 31, 2002
(the Calendar Year") and of its performance under the servicing agreements, including the servicer agreement dated as of March 27, 2002 (the "Servicing Agreement"), by and among the Servicer, and the Issuer, has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.

Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated: March 31, 2003
Re: 301510000000/ GMAC 02-J3

						GMAC MORTGAGE CORPORTATION

						By: /s/ William Maguire
						Name: William Maguire
						Title: Senior Vice President









       EXHIBIT 99.3 -- Report of Independent Auditors


Pricewaterhouse Coopers LLP
160 Federal Street
Boston, MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year
December 31, 2002 is fairly stated, in all material respects.

/s/Pricewaterhouse Coopers LLP
Pricewaterhouse Coopers LLP

March 7, 2003


	EXHIBIT 99.4 -- Report of Management

GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

Exhibit 1

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $400,000,000 and $400,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp